Form 10-K405
period 1997-12-31
HEADLANDS MORTGAGE SEC INC MORTGAGE PASS THR CERT SER 1997-1
filed 1998-03-27
CIK 1036499

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

For the transition period from __________ to _________.

Commission File Number: 333-16679-1

  Headlands Mortgage Securities Inc. (as Sponsor under a Pooling and Servicing
    Agreement dated as of February 1, 1997 providing for the issuance of the
               Mortgage Pass-Through Certificates, Series 1997-1)

                       HEADLANDS MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

                Delaware                                     68-0397342
    (State or other jurisdiction of                       (I.R.S. employer
     incorporation or organization)                      identification no.)

1100 Larkspur Landing Circle, Suite 101,
          Larkspur, California                                  94939
(Address of principal executive offices)                     (Zip code)

                                 (415) 461-6790
              (Registrant's telephone number, including area code)

Securities registered pursuant                  Securities registered pursuant
to Section 12(b) of the Act:                    to Section 12(g) of the Act:

          None                                                 None
     (Title of class)                                     (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                       HEADLANDS MORTGAGE SECURITIES INC.
                MORTGAGE PASS-THROUGH CERTIFICATES SERIES 1997-1

                                      INDEX

                                                                            Page
                                                                            ----

PART I   .................................................................... 3
         ITEM 1  -  BUSINESS................................................. 3
         ITEM 2  -  PROPERTIES............................................... 3
         ITEM 3  -  LEGAL PROCEEDINGS........................................ 3
         ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                    SECURITY HOLDERS......................................... 3

PART II  .................................................................... 3
         ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                    RELATED STOCKHOLDER MATTERS.............................. 3
         ITEM 6  -  SELECTED FINANCIAL DATA.................................. 3
         ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS............ 3
         ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.............. 3
         ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE................... 3


PART III .................................................................... 4
         ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF
                    THE REGISTRANT........................................... 4
         ITEM 11 -  EXECUTIVE COMPENSATION................................... 4
         ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                    OWNERS AND MANAGEMENT.................................... 4
         ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........... 8

PART IV  .................................................................... 8
         ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                    REPORTS ON FORM 8-K...................................... 8

SIGNATURES  ................................................................. 9
INDEX TO EXHIBITS............................................................ 10

                                     PART I

ITEM 1 - BUSINESS

            Not Applicable.

ITEM 2 - PROPERTIES

            Headlands Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3 - LEGAL PROCEEDINGS

            The Sponsor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates Series 1997-1 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated February 1, 1997 among The Bank of New York, as trustee (the "Trustee"), Headlands Mortgage Securities Inc., as Sponsor and Headlands Mortgage Company, as servicer (the "Servicer"); the Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Sponsor, there is no established public trading market for the Certificates.

            All of the Class A-I Certificates, Class A-II Certificates, Class B Certificates, Class X Certificates and Class PO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of December 31, 1997, there were 22 holders of the Class A-I Certificates, 4 holders of the Class A-II Certificates, 6 holders of the Class B Certificates, 1 holder of the Class PO Certificates and 5 holders of the Class X Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

            Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

            Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

            Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Sponsor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                   Class A-I-1

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Chemical             $28,141,000          100%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

                                   Class A-I-2

         Name and Address              Principal Amount     % of Class

Morgan Stanley & Co. Inc.                 $50,000,000          65.8%
One Pierreport Plaza, 7th Floor
Brooklyn, NY  11201

Bank of New York                          $26,031,000          34.2%
925 Patterson Plank Road
Secaucus, NJ 07094

                                   Class A-I-3

         Name and Address              Principal Amount     % of Class

Bankers Trust Company                     $76,031,000          100%
648 Gressmere Park Drive
Nashville, TN 37211

                                   Class A-I-4

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Chemical             $22,732,010          100%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

                                   Class A-I-5

         Name and Address              Principal Amount     % of Class

Central Fidelity Bank                     $17,570,000          100%
P.O. Box 27602
5th Floor Vault
Richmond, VA 23261

                                   Class A-I-6

         Name and Address              Principal Amount     % of Class

SSB - Custodian                           $18,906,000          100%
Joseph J. Callahan
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631

                                   Class A-I-7

         Name and Address              Principal Amount     % of Class

The Bank of New York/Barclays             $13,568,000          70.6%
One Wall Street, 4th Floor
New York, NY 10286

Investors Bank & Trust/M.F. Custody       $5,500,000           28.6%
200 Clarendon Street
15th Floor, Hancock Tower
Boston, MA 02116

                                   Class A-I-8

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank                      $14,006,000          100%
4 New York Plaza
13th Floor
New York, NY 10004

                                   Class A-I-9

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Chemical             $4,120,000           80.5%
4 New York Plaza
Proxy Department, 13th Floor
New York, NY 10004

Bank Boston
150 Royal Street
Canton, MA 02021                          $1,000,000           19.5%

                                  Class A-I-10

Bank of New York                          $1,822,000           60.3%
925 Patterson Plank Road
Secaucus, NJ 07094

McDonald & Company Securities, Inc.       $942,000             31.2%
800 Superior Avenue
Cleveland, OH 44114

Bear, Stearns Securities Corp.            $200,000             6.6%
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862

                                  Class A-I-11

         Name and Address              Principal Amount     % of Class

LBJ-Lehman Government Securities,         $22,500,503          41.0%
 Inc. (LBJ)
200 Vesey Street
New York, NY  10285

Bank of New York                          $15,000,000          27.3%
925 Patterson Plank Road
Secaucus, NJ 07094

Morgan Stanley & Co. Inc.                 $10,000,000          18.2%
One Pierreport Plaza, 7th Floor
Brooklyn, NY  11201

Bankers Trust Company                     $7,500,00            14.0%
c/o BT Services Tennessee Inc.
648 Gressmere Park Drive
Nashville, TN 37211

                                   Class A-II

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank                      $12,380,510          42.7%
4 New York Plaza
13th Floor
New York, NY 10004

Boston Safe Deposit & Trust Company       $10,600,000          36.6%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
 153-3015
Pittsburgh, PA 15259

Bank of New York                          $3,400,000           11.8%
925 Patterson Plank Road
Secaucus, NJ 07094

Northern Trust Company                    $2,600,000           8.9%
801 S. Canal, C-IN
Chicago, IL 60607

                                    Class B-I

         Name and Address              Principal Amount     % of Class

Bear, Stearns Securities Corp.            $5,000,000           58.5%
One Metrotech Center North
4th Floor
Brooklyn, NY 11201-3862

Boston Safe Deposit & Trust Company       $3,551,000           41.5%
 c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
 153-3015
Pittsburgh, PA 15259

                                    Class B-2

         Name and Address              Principal Amount     % of Class

Boston Safe Deposit & Trust Company       $5,442,000           100%
 c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
 153-3015
Pittsburgh, PA 15259

                                    Class B-3

         Name and Address              Principal Amount     % of Class

Boston Safe Deposit & Trust Company       $3,500,000           90.0%
 c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
 153-3015
Pittsburgh, PA 15259

Bankers Trust Company                     $200,000             5.1%
 c/o BT Services Tennessee Inc.
648 Gressmere Park Drive
Nashville, TN 37211

                                    Class X-1

         Name and Address              Principal Amount     % of Class

SSB Custodian                             $141,814,380         71.6%
Global Corp. Action Dept. JAB5W
P.P. Box 1631
Boston, MA 02105-1631

Chase Manhattan Bank                      $34,963,552          17.6%
4 New York Plaza
13th Floor
New York, NY 10004

Bankers Trust Company                     $17,276,823          8.7%
c/o BT Services Tennessee Inc.
648 Gressmere Park Drive
Nashville, TN 37211

                                    Class X-2

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Broker & Dealer      $51,498,893          100%
Clearance Dept.
4 New York Plaza, 21st Floor
New York, NY 10015

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

                  1. Financial Statements:

                     Not applicable.

                  2. Financial Statement Schedules:

                     Not applicable.

                  3. Exhibits:

                     Exhibit No.        Description
                     -----------        -----------

                        99.1.           Statement of Compliance of the Master
                                        Servicer.

                        99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                By: HEADLANDS MORTGAGE SECURITIES INC.,
                                    As Sponsor


                                By: /s/ Gilbert J. MacQuarrie
                                   ---------------------------------------------
                                Name: Gilbert J. MacQuarrie
                                Title: Vice President, Treasurer and Secretary
Date: March 26, 1998.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

        Signature                         Position                     Date
        ---------                         --------                     ----


/s/ Peter T. Paul               President and Director            March 26, 1998
-----------------------------   (Principal Executive Officer)
Peter T. Paul


/s/ Becky S. Poisson            Vice President and Director       March 26, 1998
-----------------------------
Becky S. Poisson


/s/ Gilbert J. MacQuarrie       Vice President, Treasurer,        March 26, 1998
-----------------------------   Secretary and Director
Gilbert J. MacQuarrie           (Principal Financial Officer and
                                Principal Accounting Officer)


/s/ Steven M. Abreu             Vice President and Director       March 26, 1998
-----------------------------
Steven M. Abreu



-----------------------------   Director                          March __, 1998
Kenneth Siprelle



-----------------------------   Director                          March __, 1998
John Edmonds


/s/ Kristen Decker              Vice President                    March 26, 1998
-----------------------------
Kristen Decker

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.             Description
-----------             -----------

99.1                    Statement of Compliance of the Master Servicer.

99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.